Form 10QSB
period 1996-03-31
ALTHOUSE INC
filed 1996-09-10
CIK 1008584

FORM 10-QSB.
        QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                            THE SECURITIES EXCHANGE
                                  ACT OF 1934


                  (AS LAST AMENDED BY 34-2231, EFF. 6/3/93.)


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

     (Mark  One)
x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE     SECURITIES
     EXCHANGE  ACT  OF  1934

          For  the  quarterly  period  ended      March  31,  1996

     TRANSITION  REPORT  PURSUANT  TO  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition period from __________________ to __________________
     Commission  file  number              0-27786


                                ALTHOUSE, INC.
      (Exact name of small business issuer as specified in its charter)

            Delaware                                        76-0499091

(State  or  other  jurisdiction  of                             (IRS. Employer
incorporation  or  organization)                           Identification No.)

              1415 Louisiana, Suite 3100  Houston, Texas  77002

                   (Address of principal executive offices)

(Issuer's  telephone  number)  (713)  658-1142

                                     N/A
  (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been  subject to such filing requirements for the past 90 days.  Yes No    X
*


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YesNo


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 26, 1996 - Common stock, par value $.001, 1,200,000

(Amended  by  Exch  Act  Rel  No.  31905,  eff  4/26/93.)

Transitional  Small Business Disclosure Format (Check one): Yes       X  No
(Added  by  Exch  Act  Rel  No.  31905,  eff  4/26/93.)



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


Althouse  Inc.


Date                                                      A.W.Dugan, President


- -          Filed  Form  10-QSB as soon as possible after receiving notice that
Althouse,  Inc.  became  a  reporting  company.

     INDEX




PART  I.    FINANCIAL  INFORMATION


Item  1.    Financial  Statements  (Unaudited)

  Condensed  balance  sheets--March  31,  1996  and  December  31,  1995.

  Condensed  statements  of  operations--Three  months  ended  March 31, 1996.

  Condensed  statements  of  cash  flows--Three  months  ended March 31, 1996.

  Notes  to condensed financial statements--Three months ended March 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Not  Applicable


PART  II.    OTHER  INFORMATION

  Not  Applicable


SIGNATURES


- -
     ALTHOUSE,  INC.

     FINANCIAL  STATEMENTS

     (Unaudited)

     MARCH  31,  1996
     --ooOoo--


     C  0  N  T  E  N  T  S


     Page


Accountants'  Compilation  Report...........................................2

Balance  Sheets............................................................3

Statement  of  Operations...................................................4

Statement  of  Cash  Flows...................................................5

Notes  to  Financial  Statements..........................................6-7


     --ooOoo--






To  the  Board  of  Directors
Althouse,  Inc.
Houston,  Texas


We have compiled the accompanying balance sheets of Althouse, Inc. as of March 31, 1996 and December 31, 1995, and the related statement of operations and cash flows for the three months ended March 31, 1996, in accordance with Statements on Standards for Accounting and Review Services established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to include limited footnote disclosures as provided by generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

The Company liquidated virtually all of its assets prior to and during 1992 and has been substantially inactive since that time.







Houston,  Texas
August  22,  1996

     ALTHOUSE,  INC.
     BALANCE  SHEETS








     ASSETS

                    March  31,          December  31,
                    1996          1995
                    (Unaudited)                Note


TOTAL  ASSETS          $            -0-          $            -0-


     LIABILITY  AND  SHAREHOLDERS'  DEFICIT


EXCISE  TAX  LIABILITY          $              36          $            23

SHAREHOLDERS'  DEFICIT
     Preferred  stock,  $.001  par  value,  100,000
          shares  authorized,  no  shares  issued;
          dividends  and  other  rights  of  the
          preferred  stock  to  be  determined  by  the
          Board  of  Directors  as  the  shares  are  issued       -0-     -0-
     Common  stock,  $.001  par  value,  4,000,000
          shares  authorized  and  1,200,000  shares
          issued  and  outstanding              1,200          1,200
     Additional  paid-in  capital              896,517          896,517
     Retained  deficit              (897,753)            (897,740)

                                (36)                      (23)

TOTAL  LIABILITY  AND  SHAREHOLDERS' DEFICIT     $      -0-     $      -0-
NOTE:         The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.







See  accountants'  compilation  report  and  accompanying  notes.
     -3-

     ALTHOUSE,  INC.
     STATEMENT  OF  OPERATIONS
     (Unaudited)
     FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  1996







REVENUE                              $        -0-


EXPENSES
     Oregon  state  excise  taxes                              13

                                   13


NET  LOSS                              $        (13)


LOSS  PER  COMMON  SHARE                    $        NIL



























See  accountants'  compilation  report  and  accompanying  notes.
     -4-

     ALTHOUSE,  INC.
     STATEMENT  OF  CASH  FLOWS
     (Unaudited)
     FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  1996







CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net  loss                              $            (13)
     Adjustments  to  reconcile  net  loss  to  net
          cash  used  by  operating  activities:
          Change  in  operating  assets  and  liabilities:
               Excise  tax  liability                                  13

                    Total  adjustments                                  13

                    Net cash used by operating activities                -0-


NET  INCREASE  (DECREASE)  IN  CASH                            -0-


CASH  AT  BEGINNING  OF  YEAR                                -0-


CASH  AT  END  OF  YEAR                    $            -0-





















See  accountants'  compilation  report  and  accompanying  notes.
     -5-

     ALTHOUSE,  INC.
     NOTES  TO  FINANCIAL  STATEMENTS
     (Unaudited)
     MARCH  31,  1996

NOTE  A          BASIS  OF  PRESENTATION  AND  DESCRIPTION  OF  ENTITY

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
financial  statements.    In  the  opinion  of  management,  all  adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 is not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Althouse Placers, Inc. was incorporated in the State of Oregon in 1981 for the purpose of, among other things, the manufacturing of mining equipment, mining of gold, silver and other valuable ore and minerals, placer mining, acquisitions and sales of real property, sale of timber and timber rights, and other related purposes.

Effective December 1, 1995, Althouse Placers, Inc. was merged into Althouse, Inc., a Delaware corporation (the Company). Pursuant to the Plan and Agreement of Merger dated September 1, 1995, one common share of Althouse, Inc. was issued in exchange for each fifty shares of Althouse Placers, Inc. resulting in a total of 448,800 shares issued and outstanding of the 4,000,000 shares, $.001 par value, authorized upon the effective date of the merger.

On December 29, 1995, 751,200 shares were issued to affiliates of a controlling stockholder in consideration for the payment of expenses in the amount of $2,701 incurred in connection with the reincorporation in Delaware.

The merger has been accounted for as a pooling of interests and the balances and activity of both merged entities is included in the accompanying financial statements.

See  accountants'  compilation  report.
     -6-

     ALTHOUSE,  INC.
     NOTES  TO  FINANCIAL  STATEMENTS
     (Unaudited)
     MARCH  31,  1996

NOTE  B          FEDERAL  INCOME  TAXES

The Company has net operating loss carryforwards for federal income tax purposes amounting to approximately $368,000 which, if not previously utilized, will expire as follows:

     1999          $  20,000
     2001          49,000
     2002          10,000
     2003          8,000
     2004          1,000
     2005          12,000
     2006          15,000
     2007          253,000

          $368,000

The Company believes there is at least a 50% chance that the carryforward will expire unused. As a result, no deferred tax benefit for the loss carryforward has been reported. Accordingly, the deferred tax benefit of the loss carryforward, approximately $125,000, has been offset by a valuation allowance of the same amount.

NOTE  C          GOING  CONCERN

Due to significant and continuing operating losses, lack of cash flow and operating capital, the Company began liquidating assets and its interests in
various  mining  claims.    The  liquidation  was  completed  in  1992.

NOTE  D          STOCK  INCENTIVE  PLAN

The Company has reserved for the benefit of key employees, 500,000 shares of common stock for the Stock Incentive Plan adopted during 1995. No options have been granted under the plan at December 31, 1995. Terms and number of options will be determined by the Board of Directors and may consist of incentive, non-qualified and restricted stock options and stock appreciation rights.

See  accountants'  compilation  report.
     -7-
- -