Form 10QSB
period 1996-06-30
ALTHOUSE INC
filed 1996-09-10
CIK 1008584

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

     (Mark  One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  ________________________

     TRANSITION  REPORT  PURSUANT  TO  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934
     For  the  transition period from __________________ to __________________
     Commission  file  number  ________________________


_________________________________________________________________________
      (Exact name of small business issuer as specified in its charter)
 ________________________                    ________________________
(State  or  other  jurisdiction  of                    (IRS.  Employer
incorporation  or  organization)                    Identification  No.)

_________________________________________________________________________
                   (Address of principal executive offices)

(Issuer's  telephone  number)  (___)  ___  -  ____


_________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.  Yes    No


                     APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: _____________________
(Amended  by  Exch  Act  Rel  No.  31905,  eff  4/26/93.)

Transitional Small Business Disclosure Format (Check one): Yes No (Added by Exch Act Rel No. 31905, eff 4/26/93.)



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


Althouse  Inc.


Date                                                      A.W.Dugan, President

     INDEX




PART  I.    FINANCIAL  INFORMATION


Item  1.    Financial  Statements  (Unaudited)

  Condensed  balance  sheets--June  30,  1996  and  December  31,  1995.

  Condensed statements of operations--Three and six months ended June 30, 1996.

  Condensed  statements  of  cash  flows--Six  months  ended  June  30,  1996.

  Notes  to  condensed  financial  statements--June  30,  1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Not  Applicable


PART  II.    OTHER  INFORMATION

  Not  Applicable


SIGNATURES


     ALTHOUSE,  INC.

     FINANCIAL  STATEMENTS

     (Unaudited)

     JUNE  30,  1996


     --ooOoo--


     C  0  N  T  E  N  T  S


     Page


Accountants'  Compilation  Report...........................................2

Balance  Sheets............................................................3

Statements  of  Operations..................................................4

Statement  of  Cash  Flows...................................................5

Notes  to  Financial  Statements..........................................6-7


     --ooOoo--







To  the  Board  of  Directors
Althouse,  Inc.
Houston,  Texas


We have compiled the accompanying balance sheets of Althouse, Inc. as of June 30, 1996 and December 31, 1995, and the related statements of operations for the three months and six months ended June 30, 1996 and cash flows for the six months ended June 30, 1996, in accordance with Statements on Standards for Accounting and Review Services established by the American Institute of Certified Public Accountants.

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

The Company liquidated virtually all of its assets prior to and during 1992 and has been substantially inactive since that time.






Houston,  Texas
August  22,  1996

     ALTHOUSE,  INC.
     BALANCE  SHEETS








     ASSETS

                    June  30,          December  31,
                    1996          1995
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


See  accountants'  compilation  report  and  accompanying  notes.
     -3-

     ALTHOUSE,  INC.
     STATEMENTS  OF  OPERATIONS
     (Unaudited)
     FOR  THE  THREE  AND  SIX  MONTHS  ENDED  JUNE  30,  1996




                    Three          Six
                    Months          Months
                    Ended          Ended
                    March  31,            June  30,
                        1996              1996


REVENUE                    $        -0-          $        -0-


EXPENSES
     Oregon  state  excise  taxes                  -0-                  13

                            -0-                    13


NET  LOSS                    $        -0-          $        (13)


LOSS  PER  COMMON  SHARE          $        NIL          $        NIL























See  accountants'  compilation  report  and  accompanying  notes.
     -4-

     ALTHOUSE,  INC.
     STATEMENT  OF  CASH  FLOWS
     (Unaudited)
     FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  1996







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

     ALTHOUSE,  INC.
     NOTES  TO  FINANCIAL  STATEMENTS
     (Unaudited)
     JUNE  30,  1996

NOTE  A          BASIS  OF  PRESENTATION  AND  DESCRIPTION  OF  ENTITY

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
financial  statements.    In  the  opinion  of  management,  all  adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

See  accountants'  compilation  report.
     -6-

     ALTHOUSE,  INC.
     NOTES  TO  FINANCIAL  STATEMENTS
     (Unaudited)
     JUNE  30,  1996

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